Form 10KSB
period 1995-10-31
TSUNAMI CAPITAL CORP
filed 1996-02-14
CIK 799230

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended: October 31, 1995
                                   ----------------
                                       OR

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

    Commission File Number: 33-8066-D
                            ---------

                           TSUNAMI CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

      COLORADO                                                   84-1031657
-------------------------------                            ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                            Identification Number

 11811 NORTH TATUM - SUITE 4040,  PHOENIX,  ARIZONA            85028
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


                                 (602) 953-7980
                            -------------------------
                            Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act:
                                      None.

Securities registered pursuant to Section 12(g) of the Act:
                                      None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                       [X] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ].

            State issuer's revenues for its most recent fiscal year.

                                    $ 59,626

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                       $ 1,442,236 as of February 9, 1996
                       -----------

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
(5) YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                [ ] Yes   [ ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

7,644,534 shares of Common Stock, as of February 9, 1996


DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended __________ ).

                                      None.

                                     PART I

Item 1. Business
                                   BACKGROUND

TSUNAMI CAPITAL CORPORATION ("the Company") was organized as a Colorado Corporation in June 1986 for the purpose of creating a so-called "blind pool".

On August 13, 1987, the Company acquired all of the outstanding common stock of Paradise Valley Securities, Inc., an Arizona corporation ("Paradise"), and on October 1, 1987 acquired all of the outstanding preferred stock of Paradise.

On November 12, 1993, the Company entered into a stock purchase agreement ("Agreement") to sell Paradise to certain Paradise employees for the price of $ 1,100,000.00 in cash. The Agreement was subsequently approved by the shareholders of the Company, and the sale was completed on December 31, 1993. See Item 12(a).

The  Company  is  currently   seeking  out  potential   businesses  or  business
combinations that may prove to increase shareholder value.

                             DESCRIPTION OF BUSINESS
General Business

The Company is not currently conducting operations and is seeking a potential business or businesses, that may , in the opinion of its Board of Directors, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial, and other resources, the number of suitable potential businesses that may be available to it will be limited. The Company's primary business objective will be to seek growth potential in the business in which it participates. While the Company is seeking future opportunities, it invests its cash balances in market interest accounts, publicly traded securities, and privately issued securities. The Company does not intend to become an "investment company" under the Investment Company Act of 1940. The Company currently has no paid employees.

During the year being reported on, the Company entered into a letter of intent for the possible merger of American Wireless Systems of Minneapolis ("AWSY-M") into the Company. The letter of intent was in conjunction with a loan to AWSY-M in the amount of $ 550,000. The loan was paid in full in October 1995 and the letter of intent was terminated in November 1995.

Item 2. Properties

The Company occupies premises leased by its former subsidiary, Paradise Valley Securities, Inc., and currently pays no rent.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.
                                     PART II

Item 5. Market for Registrant's Common Equity and
 Related Stockholders' Matters

 (a) Market Information
Shares of the Company's common stock are traded over-the-counter and are quoted on the NASD "Bulletin Board". The quotations reflect inter-dealer prices, without regard to markup, markdown, or commission and may not represent actual transactions. High and low bid prices for the last two fiscal years are as follows:
      High Bid Low Bid

        October 1993 - December 1993            0.25              0.125
        January 1994 - March 1994               0.25              0.25
        April 1994 - June 1994                  0.25              0.25
        July 1994 - September 1994              0.25              0.25
        October 1994 - December 1994            0.25              0.25
        January 1995 - March 1995               0.25              0.25
        April 1995 - June 1995                  0.25              0.25
        July 1995 - September 1995              0.25              0.125
        October 1995 - December 1995            0.125             0.125

 (b) As of December 31, 1995 there were 42 shareholders of record of the Company's common stock.

 (c) Dividends.

The Board of Directors has declared the following cash dividends:

Declaration Date     Record Date          Payment Date            Amount

December 20, 1994    December 29, 1994    December 30, 1994      $ 0.005
December 5, 1995     December 15, 1995    December 29, 1995      $ 0.005

    The Board of Directors determines whether or not to pay a dividend, and the amount thereof. There is no assurance of any future dividends.

Item 6.Management's Discussion and Analysis of
Financial Condition and Results of Operations

                                     GENERAL

The Company currently conducts no business operations and is seeking a potential business or businesses that may, in the opinion of its Board of Directors, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial, and other resources, the number of suitable potential businesses that may be available to it will be limited.

                              RESULTS OF OPERATIONS

The Company's financial results are attributable to maintenance of the Company's corporate structure, interest earned on cash deposits, and the results of investments of the Company's resources.

Income (loss) from discontinued operations reflect the results of the Company's former subsidiary, Paradise Valley Securities, Inc.
("Paradise").

Interest Income for the period being reported on is higher than in previous years primarily due to the higher interest rate received on the loan to American Wireless Systems of Minneapolis versus rates paid by financial institutions.

The Company reclassified its investment in American Wireless Systems, Inc. (a Delaware Corporation) as "Securities available for sale" in conformance with Statement on Financial Accounting Standards number 115.

The current inactive status of the Company prohibits any meaningful comparison to prior years results.

                         LIQUIDITY AND CAPITAL RESOURCES

The net liquid assets of the Company, approximately $ 796,000 as of October 31, 1995, will be used to seek acquisition possibilities or to make acquisitions or to enter into other business endeavors as best as these limited assets will allow.


Item 7. Financial Statements

                           TSUNAMI CAPITAL CORPORATION


                              Financial Statements
                            October 31, 1995 and 1994



                          Independent Auditors' Report


The Board of Directors
Tsunami Capital Corporation


We have audited the accompanying balance sheets of Tsunami Capital Corporation as of October 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tsunami Capital Corporation as of October 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




December 28, 1995
Evers & Company, Ltd
Phoenix, Arizona

                           TSUNAMI CAPITAL CORPORATION

                                 Balance Sheets
                            October 31, 1995 and 1994


             Assets                                    1995        1994
             ------                                 ---------    ---------

Current Assets:
   Cash and cash equivalents                        $ 628,700    $ 612,928
   Securities available for sale                      162,212           --
   Deferred income taxes                               38,000       43,000
   Note receivable, officer                                --       30,000
   Other receivables                                    5,250        2,100
                                                    ---------    ---------

   Total current assets                               834,162      688,028
                                                    ---------    ---------

Investments in restricted securities                       --      185,704
Furniture & equipment, net of accumulated
 depreciation of $12,090 in
   1995 and $10,625 in 1994                            13,980       15,445
                                                    ---------    ---------
                                                    $ 848,142    $ 889,177
                                                    =========    =========


Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                 $      --    $   3,456
   Income taxes payable                                 4,510       19,000
                                                    ---------    ---------

     Total current liabilities                          4,510       22,456
                                                    ---------    ---------

Commitments and contingencies (see notes)

Stockholders' equity:
   Common stock, no par value; 200,000,000 shares
    authorized, 7,644,534 shares issued and
    outstanding                                       167,781      167,781
   Retained Earnings                                  759,685      698,940
Unrealized depreciation on securities                 (83,834)          --
                                                    ---------    ---------

         Net Stockholders' equity                     843,632      866,721
                                                    ---------    ---------


                                                    $ 848,142    $ 889,177
                                                    =========    =========

                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                            Statements of Operations
                      Years ended October 31, 1995 and 1994



                                                       1995             1994
                                                    ---------        ----------

Revenue                                             $      --        $       --

General & administrative expenses                      16,698            19,673
                                                    ---------        ----------
                                                      (16,698)          (19,673)
                                                    ---------        ----------

Other income, expense
   Gain (loss) on securities                              258          (166,764)
   Interest income                                     53,918            26,218
   Other                                                5,450             3,600
                                                    ---------        ----------
                                                       59,626         ( 136,946)
                                                    ---------        ----------

Net income (loss) from continuing
   operations before income taxes                      42,928          (156,619)

Provision for income taxes (recovery)                   9,300           (63,000)
                                                    ---------        ----------

Net income (loss) from continuing operations           33,628           (93,619)

Loss from discontinued operations, net of
 income taxes of $229,073 in 1994                          --          (180,503)
                                                    ---------        ----------

Net Income (loss)                                   $  33,628        $ (274,122)
                                                    =========        ==========

Earnings (loss) per share
   Continuing operations                            $    .004        $    (.012)
   Discontinued operations                                 --        $    (.023)
                                                    ---------        ----------

                                                    $    .004        $    (.035)
                                                    =========        ==========

Weighted average shares outstanding                 7,644,534         7,736,570
                                                    =========        ==========




                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                            Statements of Cash Flows
                      Years ended October 31, 1995 and 1994


                                                          1995           1994
                                                      ---------    -----------
Cash flows from operating activities:
   Net Income (loss)                                  $  33,628    $  (274,122)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                        1,465          1,953
      Gain on sale of subsidiary                             --        (61,390)
      Deferred income taxes                               9,998       (479,000)
      Changes in operating assets and liabilities:
        Receivable from clearing organization                --        421,457
        Other receivable                                 (3,150)        (2,100)
        Securities owned                                     --      1,152,658
        Other assets                                         --         (1,494)
        Accounts payable                                 (3,456)      (215,424)
        Accrued wages and commissions                        --       (177,738)
        Securities sold, not yet purchased                   --        115,417
        Income taxes payable                            (14,490)       (37,516)
        Payroll taxes payable                                --        251,556
        Other liabilities                                    --        (10,166)
                                                      ---------    -----------
          Net cash provided by operating activities      23,995        684,091
                                                      ---------    -----------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                          --      1,100,000
   Loan to American Wireless                            550,000
   Repayment of loan                                   (550,000)
   Purchase of furniture and equipment                       --         (1,646)
   Loans to officer                                      30,000        (30,000)
                                                      ---------    -----------
           Net cash provided by investing activities     30,000      1,068,354
                                                      ---------    -----------

Cash flows from financing activities:
   Sale of common stock                                      --          1,600
   Purchase of stock for retirement                          --       (237,150)
   Dividends paid                                       (38,223)    (1,107,007)
                                                      ---------    -----------
          Net cash used in financing activities         (38,223)    (1,342,557)
                                                      ---------    -----------

Net increase in cash and cash equivalents                15,772        409,888
   Cash and cash equivalents, beginning                 612,928      1,735,618
   Cash transferred with sale of subsidiary                  --     (1,532,578)
                                                      ---------    -----------
   Cash and cash equivalents, ending                  $ 628,700    $   612,928
                                                      =========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                          $  11,980    $   222,323
                                                      =========    ===========


                 See accompanying notes to financial statements.


                                                     TSUNAMI CAPITAL CORPORATION

                                            Statements of Changes in Stockholders' Equity
                                                Years ended October 31, 1995 and 1994

                                           Common Stock
                                    --------------------------
                                      Number of                     Retained    Depreciation
                                       Shares         Amount        Earnings    of Securities      Total
                                    -----------    -----------    -----------   ------------    -----------
Balance at October 31, 1993           8,425,000    $   183,413    $ 2,299,987             --    $ 2,483,400

Dividends paid on common stock               --             --     (1,107,007)            --     (1,107,007)

Issuance of common stock                 10,000          1,600             --             --          1,600

Purchase of stock for retirement       (790,466)       (17,232)      (219,918)            --       (237,150)
Net loss for the year
 ended October 31, 1994                      --             --       (274,122)            --       (274,122)
                                    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 1994           7,644,534    $   167,781    $   698,940    $              $   866,721
                                    -----------    -----------    -----------    -----------    -----------

Dividends paid on common stock               --             --        (38,223)            --        (38,223)

Reclassification of unrealized
   depreciation on securities
   available for sale                        --             --         65,340        (65,340)            --

Net income for the year
  ended October 31, 1995                     --             --         33,628             --         33,628

Change in valuation of securities
   available for sale                        --             --             --        (18,494)       (18,494)
                                    -----------    -----------    -----------    -----------    -----------


                                      7,644,534    $   167,781    $   759,685    $   (83,834)   $   843,632
                                    ===========    ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                          Notes to Financial Statements
                            October 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Presentation and Operations
              ------------------------------------

              The accompanying  financial statements include the accounts of the
               Company, and those of its wholly-owned subsidiary, Paradise Valley Securities, Inc., (Paradise) through December 31, 1993.

              Effective  December 31, 1993, the Company sold Paradise to certain officers and employees of Paradise. The activities of Paradise have been reflected as discontinued operations in the financial statements.

              All significant  inter-company balances and transactions have been eliminated in consolidation. The operations of the Company and its subsidiary were primarily in the area of securities and broker-dealer services.

       (b)    Cash Equivalents
              ----------------
              Cash equivalents includes highly liquid debt instruments and other short-term investments with an original maturity of three months or less.

       (c)    Securities
              ----------
              Securities  available for sale are valued at quoted market prices.
               Unrealized gains and losses are reflected as a separate component of stockholder's equity.

              Realized  gains and losses on  available-for-sale  securities  are computed based upon the average cost of the investment.

              Restricted    securities    are    reclassified    as   securities
               available-for-sale if they can reasonably be expected to qualify for sale within one year of the balance sheet date.

       (d)    Furniture and Equipment
              -----------------------
              Furniture and equipment is recorded at cost and  depreciated  over an estimated useful life of 5 years using an accelerated method.

       (e)    Income Taxes
              ------------
              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109. Investment and other tax credits are applied as a reduction to income taxes using the flow-through method.

                           TSUNAMI CAPITAL CORPORATION

                            October 31, 1995 and 1994

       (f)    Per Share
              ---------
              Earnings  (Loss)  per  common  share  is  calculated  based on the weighted average common shares outstanding during the period. The weighted average shares outstanding were 7,644,534 and 7,736,570 in 1995 and 1994, respectively.

       (g)    Reclassification
              ----------------
              The  Company  previously  prepared  its  financial  statements  in accordance with established standards for securities broker-dealers. Certain 1994 amounts have been reclassified to conform with the current year presentation.


(2)  Concentration of Credit Risk
     ----------------------------
       The Company maintains cash accounts with balances in excess of federally insured limits which exposes the Company to a concentration of credit risk. As of October 31, 1995 and 1994, the excess of cash deposits in such accounts were $523,080 and $413,036, respectively.


(3)  Note Receivable, Officer
     --------------------------
       Note Receivable, Officer consisted of a 10% promissory note due on October 20, 1995. The note was secured by 218,333 shares of Tsunami common stock. The note was repaid in 1995.

(4)  Securities
     ----------
       Securities  consist  of 37,077  and 13,333  shares of  American  Wireless
        Systems, Inc. restricted common stock at October 31, 1995 and 1994, respectively. At October 31, 1994, the Company also had an $84,000 convertible note from American Wireless. During 1995, this note was converted to 23,744 shares of American Wireless common stock. The Company expects to have all restrictions released on the American Wireless common stock and therefore has classified the securities as available-for-sale securities.

       The total  investment  in American  Wireless  was $294,046 at October 31,
        1995 and 1994. The gross unrealized holding loss was $131,834 and $108,342 respectively during these periods. The unrealized loss, net of applicable income taxes, is reflected as a component of stockholders' equity. Retained earnings of $65,340 at October 31, 1994 has been reclassified to unrealized depreciation on securities.

                           TSUNAMI CAPITAL CORPORATION

                    Notes to Financial Statements, Continued
                            October 31, 1995 and 1994

       On May 19, 1995, Tsunami entered into a loan agreement and signed a letter of intent with American Wireless Systems of Minneapolis. Tsunami provided a loan to American Wireless of $550,000 at 12% interest, under a promissory note which was due on December 31, 1995. The loan agreement also required American Wireless to pay a fee of $5,500 as reimbursement for Tsunami's costs of providing the loan. The letter of intent provided for the possible merger of American Wireless of Minneapolis into Tsunami and a subsequent secondary stock offering.

       The loan was subsequently repaid by American Wireless of Minneapolis in October, 1995 and the letter of intent was terminated in November, 1995. Tsunami received $30,250 in interest income from the note.

(5)  Income Taxes
     ------------
       The provision for income taxes consists of the following:

                                            1995                     1994
                                         ---------                ----------

         Current                         $   9,300                $  186,927
         Deferred                               --                  (479,000)
                                         ---------                ----------
                                             9,300                  (292,073)
         Less portion applicable to
           discontinued operations              --                  (229,073)
                                         ---------                ----------

                                         $   9,300               $   (63,000)
                                         =========                ==========

       Deferred income taxes arise primarily from differences in the accounting and tax basis of securities owned. At October 31, 1995, the cost of securities owned exceeded market value by approximately $132,000. This resulted in a deferred tax asset of $38,000 at October 31, 1995. State taxes represent the primary difference between the Company's effective tax rate and the federal statutory rate.

        The change in deferred taxes is reflected as a component of unrealized depreciation on securities, which is a component of stockholders' equity.

(6)  Stock Option Plan
     -----------------
       In 1991, the Company implemented a director's stock option plan, which provided for the issuance of up to 250,000 shares of common stock. On January 29, 1993, the board approved an increase in the number of shares reserved for issuance by 750,000 shares for a total of 1,000,000 shares. This increase was approved by the shareholders in December, 1993.

       During January 1993, the board granted the entire 1,000,000 shares reserved to certain employees. The options are at $.16 per share and vest January 29, 1994. The options expire on January 29, 1998 if not exercised.

       The option price exceeded the fair market value of the stock at January 29, 1993.

                           TSUNAMI CAPITAL CORPORATION

                            October 31, 1995 and 1994


(7)  Discontinued Operations
     -----------------------
       In December, 1993, the Company's stockholders voted to sell the Company's wholly owned subsidiary, Paradise Valley Securities, Inc. to certain of its officers and employees. The purchase price for the Paradise stock was $1,100,000 in cash. The agreement required that substantially all of the purchase price be delivered to the stockholders within one year of the effective date of the agreement. The agreement also required Paradise to pay a cash dividend of $1,000,000 to Tsunami. The Company recorded a gain on the sale of Paradise of approximately $61,000.

       In conjunction with this sale, the Company offered to purchase up to 4,000,000 shares of its common stock at $.30 per share. The Company received 790,466 shares for a total redemption price of $237,150.

       The revenues of Paradise Valley Securities were $1,525,172 from November 1, 1993 through December 31, 1993.

Item 8. Disagreements on Accounting and Financial Disclosure
   None.
                                    PART III
ITEM 9. Directors, Executive Officers, Promoters, and Control
Persons; Compliance with Section 16(a) of the Exchange Act

The principal executive officers, directors, and significant employees of the Company are as follows:

Name                     Position with the Registrant
-------------------      ----------------------------
Anthony Silverman        President/Director
Michael E. Jacobson      Treasurer/Sr. Vice Pres/Director
Jeffrey Silverman        Vice President
Emmett E. Mitchell       Director
Steven Bathgate          Director
Hayden R. Fleming        Director

ANTHONY SILVERMAN, age 52, has been President and a Director of Paradise Valley Securities, Inc. ("Paradise"), a former subsidiary of the Company, since its inception and was for 11 years before that President of Anthony Investment Co., a securities broker-dealer. He is the father of Jeffrey Silverman.

MICHAEL E. JACOBSON, age 41, has been a registered representative with Paradise for approximately 9 years. He has been employed with Paradise since it became licensed and was associated with Anthony Investment Co. since March, 1985.

JEFFREY A. SILVERMAN, age 28, has been a registered rep- resentative since 1987. He has been associated with Paradise since it became licensed. He is the son of Anthony Silverman.

EMMETT E. MITCHELL, age 40, has been employed by Paradise as a corporate finance analyst since 1991. From 1984 until 1991, he held several positions with Executone Information Systems, Inc. and its predecessor, Vodavi Technology Corp.

STEVEN BATHGATE, age 40, has been a Director since 1989. Mr. Bathgate is the Presdident of Bathgate & McColley, Inc. and was a Vice-President and Director of Cohig & Associates, Inc., from 1986 to 1995.

HAYDEN R. FLEMING, age 46, has been a Director since 1991. Mr. Fleming was a registered representative of Paradise from September 1989 until October 1995. Prior to his association with Paradise, he was a registered representative of Adkins Securities, Inc. of St. Cloud, Minnesota for six years.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934 as as none of the Company's securities are registered under said Act.

Compensation of Directors

Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Non-employee directors receive fees of $ 100 per Board meeting attended and are reimbursed for their out-of-pocket expenses in attending meetings.

Employment Contracts with Executive Officers

None.

Stock Options

The Company has not amended or re-priced any of its stock options held by executive officers of the Company. During the last fiscal year, the Company did not grant any stock options to any executive officer nor did any executive officer exercise any stock options.

Long-term Incentive Compensation Plans

None.



Item 10.  Executive Compensation
--------------------------------

Name and               Fiscal                     (1)Other      Restricted  Securities            All Other
Principal              Year                       Annual Com-     Stock     Underlying    LTIP     Compen-
Position               Oct 31,   Salary   Bonus   pensation       Awards     Options     Payouts   sation(2)
-------------------   --------   ------   ------  -----------   ----------  ----------  --------  ---------

Anthony Silverman      1995       -0-       -0-         -0-        None        None       None        -0-
President, CEO         1994       -0-       -0-     303,037        None        None       None        -0-
                       1993       -0-   191,000     724,573        None        None       None    345,577

Michael E. Jacabson    1995       -0-       -0-         -0-        None        None       None        -0-
V.P./Treasurer         1994     8,000     90,000      2,137        None        None       None        -0-
                       1993    48,000     79,000     55,051        None        None       None     94,679

Hayden R. Fleming      1995       -0-        -0-        -0-        None        None       None        -0-
Director               1994       -0-        -0-    386,419        None        None       None        -0-
                       1993       -0-    126,000  1,310,590        None        None       None    227,229

Jerrold B. Karnell     1995       -0-        -0-        -0-        None        None       None        -0-
                       1994       -0-        -0-    110,368        None        None       None        -0-
                       1993       -0-     50,000    572,237        None        None       None    104,146


Item 11. Security Ownership Of Certain Beneficial Owners
 And Management
(a) The following table shows the name, and identity of, and the number of shares owned by each person known to the Company to own more than five percent (5%) of the Company's outstanding voting securities, as of the date of this report.


-----------------------------------------------------------------
Title Name and address of Amount and Nature Percent
of Class Beneficial Owner of Ownership of Class
-----------------------------------------------------------------

Common Stock, Anthony Silverman 1,457,014 (1)(2)   18.8 %
Without 9815 N. 53rd Place
Par Value Phoenix, AZ 85253

Common Stock, Kay Silverman 1,261,666 (2)(3)   16.5 %
Without 9815 N. 53rd Place
Par Value Phoenix, AZ 85253

Common Stock, Jeffrey A. Silverman 502,500 (4)(5)    6.5 %
Without 9815 N. 53rd Place
Par Value Phoenix, AZ 85253

Common Stock, William B. Silverman 502,500 (5)(6)    6.5 %
Without 9815 N. 53rd Place
Par Value Phoenix, AZ 85253

Common Stock, Michael E. Jacobson 726,665 (7)       9.4 %
Without 3927 E. Altadena
Par Value Phoenix, AZ 85028

Common Stock,   Hayden R. Fleming and    610,383 (8)       8.0 %
Without         LaDonna M. Fleming
Par Value       10093 E. Filaree Lane
                Scottsdale, AZ 85262

Common Stock    J.O. Marc Summers        400,000           5.2 %
Without         4300 Royal Aberdeen
Par Value       Columbia, MO  65203

(1) Includes 100,000 shares issuable upon exercise of stock options.

(2) Anthony and Kay Silverman are husband and wife. Each disclaims ownership and control over the shares the other owns.

(3) Includes 911,666 shares beneficially owned by Molly Silverman and Andrea Silverman, her minor children, for whom she is custodian. Kay Silverman is the wife of Anthony Silverman.

(4) Includes 40,000 shares issuable upon exercise of stock options.

(5) Jeffrey A. Silverman and William B. Silverman are the sons of Anthony and Kay Silverman. Anthony and Kay Silverman disclaim any interest in or control over such shares.

(6) Includes 40,000 shares issuable upon exercise of stock options.

(7) Includes 90,000 shares beneficially owned by August M. Jacobson, Brett S. Jacobson, and Margaret M. Jacobson, his minor children, for whom he is custodian, and 82,492 shares issuable upon exercise of stock options.

(8) Includes 252,050 shares beneficially owned by Jessica Fleming and Jennifer Fleming, their minor children, for whom Mr. Fleming is custodian, and 100,000 shares issuable upon the exercise of stock options.


(b) The following Table shows the name and identity of each executive officer and director of the Company who owned any of the securities of the Company as of the date of this report.

-----------------------------------------------------------------
Title Name and Address Amount and Nature Percent
of Class of Beneficial Owner of Ownership of Class
-----------------------------------------------------------------

Common Stock,  Anthony Silverman      2,718,680 (1)       35.2 %
Without 9815 N. 53rd Place
Par Value Phoenix, AZ 85253

Common Stock Michael E. Jacobson 726,665 (2)        9.4 %
Without 3927 E. Altadena
Par Value Phoenix, AZ 85028

Common Stock   Jeffrey A. Silverman     502,500 (3)        6.5 %
Without        9815 N. 53rd Place
Par Value      Phoenix, AZ  85253

Common Stock   Hayden R. Fleming        610,383 (4)        8.0 %
Without        10093 E. Filaree Lane
Par Value      Scottsdale, AZ 85262

Common Stock   Steven Bathgate           44,000 (5)        0.6 %
Without        6376 E. Tufts Ave.
Par Value      Englewood, CO  80111

Common Stock   Emmett E. Mitchell       140,000 (6)        1.8 %
Without        11889 E. Gold Dust Ave.
Par Value      Scottsdale, AZ 85259

Common Stock  Three executive         4,742,228           58.4 %
Without officers and five
Par Value directors as a group

(1) Includes 350,000 shares owned by Kay Silverman, his wife, 911,666 shares beneficially owned by Molly Silverman and Andrea Silverman, their minor children, for whom she is custodian, and 100,000 shares issuable upon exercise of stock options.

(2) Includes 90,000 shares beneficially owned by August M. Jacobson, Brett S. Jacobson, and Margaret M. Jacobson, his minor children, for whom he is custodian, and 82,492 shares issuable upon exercise of stock options.

(3) Includes 40,000 shares issuable upon the exercise of stock options.

(4) Includes 252,050 shares beneficially owned by Jessica Fleming and Jennifer Fleming, his minor children, for whom Mr. Fleming is custodian, 258,333 shares owned by LaDonna Fleming, his wife, and 100,000 shares issuable upon the exercise of stock options.

(5) Includes 10,000 shares issuable upon option exercise.

(6)  Includes 140,000 shares issuable upon option exercise.

(c) Changes in control.
 None.

Item 12. Certain Relationships and Related Transactions

 (a) Transactions with management and others.

    None.

 (b) Parent Corporations.

 None.

 (c) Transactions with Promoters.

 None.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits.

Each of the following items is incorporated by reference from Exhibits to aforesaid S-18 Registration Statement, each Exhibit Number referring to the Exhibit Number in said Registration Statement:

    Exhibit 3  Articles of Incorporation and Bylaws

     The following item is incorporated by reference to the Company's annual report on Form 10-K for October 31, 1990:

    Exhibit 10.4   Tsunami Capital Corporation Stock Option Plan

 (b) Current Reports on Form 8-K. The Registrant did not file a current report on Form 8-K during the fourth quarter of its fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TSUNAMI CAPITAL CORPORATION


     by  /s/ Anthony Silverman
         --------------------------------------
             Anthony Silverman, President,
             Chief Executive Officer, Director


     by  /s/ Michael E. Jacobson
         --------------------------------------
             Michael E. Jacobson, Sr. Vice-
             President, Treasurer, Director,
             Chief Financial and Accounting Officer

Dated: February 12, 1995

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Anthony Silverman              /s/ Michael E. Jacobson
-------------------------------    ----------------------------------
Anthony Silverman, President,      Michael  E. Jacobson, Sr. Vice
Chief Executive Officer, Director  President, Treasurer, Director
                                   Chief Financial & Acct Officer

/s/ Hayden R. Fleming
-------------------------------    ----------------------------------
Hayden R. Fleming, Director        Steven Bathgate, Director


                /s/ Emmett E. Mitchell
                --------------------------------
                    Emmett E. Mitchell, Director

Dated: February 12, 1995

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                  FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

No annual Report or Proxy material has been sent to security holders. An Annual Report is to be furnished to security holders subsequent to the filing of this report and copies thereof shall be furnished to the Commission when it is sent to the security holders.
                                      -22-