Form 10QSB
period 1996-01-31
TSUNAMI CAPITAL CORP
filed 1997-03-07
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         Commission File No. 33-8066-D

                           TSUNAMI CAPITAL CORPORATION


 COLORADO                                                             84-1031657
--------------------------------------------------------------------------------
(State or other jurisdiction of                                  I.R.S. Employer
 incorporation or organization)                            Identification Number


 11811 North Tatum Boulevard, Suite 4040, Phoenix, Arizona              85028
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


 (602) 953-7980
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X    No
                                                       -----    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock No. Par Value -- 7,644,534 shares September 24, 1996
-----------------------------------------------------------------

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                        Page No.
                                                                        --------

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - January 31, 1996
                  and October 31, 1995                                    1

                Condensed statements of income - three
                  month periods ended January 31, 1996
                  and January 31, 1995                                    2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1994 - January 31 ,1996                                 3

                Statement of cash flows for the three
                  month periods ended January 31, 1996
                  and January 31, 1995                                    4

Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                              5

Part II.        Other Information                                         5

Signatures                                                                6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)


                                           January 31, 1996     October 31 ,1995
ASSETS                                        (unaudited)             (*)
                                           ----------------     ----------------

Cash and cash equivalents                         553                  629
Receivables                                         1                    5
Securities available for sale                     215                  162
Deferred Income Taxes                              37                   38
Fixed and Other Assets                             14                   14
                                                 ----                 ----

         TOTAL ASSETS                             820                  848


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Payables and Accrued Expenses                       4                    5
                                                 ----                 ----

         TOTAL LIABILITIES                          4                    5


STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                     168                  168
Retained earnings                                 723                  760
Unrealized depreciation on
  securities                                     (75)                 (85)
                                                 ----                 ----

         TOTAL STOCKHOLDERS' EQUITY               816                  843


         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                   820                  848
                                                 ====                 ====

(*) Condensed from audited financial statements.

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)


                                              Three Months ended January 31,

                                               1996                    1995
                                               ----                    ----
Interest and divided income                      6                       8

Costs and expenses                               2                       2
                                             ---------              ---------

Operating income (loss)                          4                       6

Other income (loss)                             (2)                    (28)
                                             ---------              ---------

Income (loss) before provision
  (benefit) for Income Taxes                     2                     (22)

Provision (benefit) for
  Income Taxes                                   -                       -
                                             ---------              ---------

Net Income (loss)                                2                     (22)
                                             =========              =========

Net Income (loss) Per Share                    .0003                  (.003)
                                             =========              =========

Weighted average number of
  shares outstanding                         7,644,534              7,644,534
                                             =========              =========

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
            For the Period November 1, 1994 through January 31, 1996
                           (unaudited, $.000 omitted)

                                      Common Stock
                                      ------------
                                                                                                                        Total
                                      Shares Issued          Amount          Depreciation          Retained         Stockholders
                                                                             of Securities         Earnings            Equity
                                 ---------------------------------------------------------------------------------------------------
Balance -
  October 31, 1994                      7,644,534             168                 ---                699                 867

Re-classification                                                                (66)                 66

Distribution Declared
on Common Stock                            ---                ---                 ---                (38)               (38)
December 20, 1994

Change in valuation-
Securities Available                                                             (18)                                   (18)

Net income (loss) for
the year ended                             ---                ---                 ---                 33                 33
October 31, 1995
                                 ---------------------------------------------------------------------------------------------------

Balance -
  October 31, 1995                      7,644,534             168                (84)                760                 844

Dividend Declared on
Common Stock                               ---                ---                 ---                (38)               (38)
December 5, 1995

Change in Valuation                        ---                ---                  9                 ---                  9

Net income for the
three months ended                         ---                ---                 ---                 2                   2
January 31 ,1996

Rounding                                   ---                ---                 ---                (1)                 (1)
                                 ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1996                      7,644,534             168                (75)                723                 816
                                 ===================================================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
               STATEMENT OF CASH FLOWS (unaudited- $,000 omitted)

                                                                                Three months ended January 31

Cash Flows from Operating Activities                                            1996                     1995
------------------------------------                                            ----                     ----

Interest and Dividends Received                                                  5                        7
Income Tax Refund Received                                                       0                        2
Cash paid to employees and suppliers of other goods
  and services                                                                  (2)                      (5)
Other operating Cash receipts                                                    5                        0
Income taxes paid                                                                0                        0
                                                                              -----                     -----
Net cash from operating activities                                               8                        4

Cash Flows from Investing Activities
------------------------------------

Purchase of investment securities                                              (46)                       0
                                                                              -----                     -----
Net cash (used in) investing activities                                        (46)                       0

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                                  (38)                     (38)
                                                                              -----                    -----
Net cash (used in) financing activities                                        (38)                     (38)

Net increase (decrease) in cash                                                (76)                     (34)
Beginning cash and equivalents                                                 629                      613
                                                                              -----                    -----
Cash and equivalents-end of period                                             553                      579
                                                                              =====                    =====

Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                               2                       (22)
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                              4                        (2)
Decrease (Increase) in other assets                                             3                        13
Increase (Decrease) in accounts payable                                         0                        (3)
Increase (Decrease) in accrued expenses                                         0                       (11)

Effects of items whose case effects are investing or financing cash flows:
Depreciation and amortization                                                   0                         1
Unrealized loss (gain) on investments                                          (1)                       28
                                                                              -----                    -----
  Net cash from operating activities                                            8                         4
                                                                              =====                    =====

For purposes of this report, money market funds are considered cash equivalents.

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations

GENERAL

The Company currently conducts no operations other than providing a vehicle to take advantage of business opportunities which management believes arise from time to time. During the previous fiscal year, the Company made a loan in the amount of $550,000 to a Limited Liability Company. The loan was made pursuant to a letter of intent between the parties in contemplation of a business combination. During the period being reported on, the loan was paid in full and the letter of intent between the two parties was terminated.

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Interest and dividend income exceeded costs and expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $816,000 dollars as of January 31, 1996, are deemed sufficient by management to take advantage of potential business opportunities as they may arise.

The Company anticipates paying only nominal dividends to eliminate possible liability for Federal Personal Holding Company Tax. During the period being reported on, the Company declared as dividend of one-half cent per common share to holders of record December 15, 1995, payable December 29, 1995.

                          Part II -- Other Information

Item 6:  Exhibits and Reports on Form 8-K

                  a.       Exhibits - none.

                  b. On January 30, 1996, the Company filed a Current Report on form 8-K to reflect the receipt of proceeds of a Note that was held in conjunction with a letter of intent to effect a business combination. The letter of intent was subsequently terminated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TSUNAMI CAPITAL CORPORATION



Dated:  March 3, 1997                   /s/Michael E. Jacobson
                                        ----------------------------------------
                                        Michael E. Jacobson, Treasurer
                                       -6-