Form 10QSB
period 1996-04-30
TSUNAMI CAPITAL CORP
filed 1997-03-07
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

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

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                        Page No.
                                                                        --------

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - April 30, 1996
                  and October 31, 1995                                    1

                Condensed statements of income - three and
                  six month periods ended April 30, 1996
                  and April 30, 1995                                      2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1994 - April 30, 1996                                   3

                Statement of cash flows for the six
                  month periods ended April 30, 1996
                  and April 30, 1995                                      4

Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                              5

Part II.        Other Information                                         5

Signatures                                                                6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)


                                              April 30, 1996    October 31, 1995
ASSETS                                          (unaudited)             (*)
                                              --------------    ----------------

Cash and cash equivalents                          594                629
Receivables                                          2                  5
Marketable Securities (at market)                  214                ---
Securities Available for sale                       23                162
Deferred Income Taxes                               44                 38
Fixed and Other Assets                              14                 14
                                                 -----              -----

         TOTAL ASSETS                              891                848
                                                 =====              =====


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Payables and Accrued Expenses                        1                  5
                                                 -----              -----

         TOTAL LIABILITIES                           1                  5


STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                      168                168
Retained earnings                                  732                760
Unrealized depreciation on
  securities                                      (10)               (85)
                                                 -----              -----

         TOTAL STOCKHOLDERS' EQUITY                890                843
                                                 -----              -----

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                    891                848
                                                 =====              =====

(*) Condensed from audited financial statements.

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)

                                                       Three Months ended                         Six Months ended
                                                            April 30,                                 April 30,

                                                    1996                 1995                 1996                 1995
                                                    ----                 ----                 ----                 ----

Interest and dividend income                         6                    7                    12                   15

Costs and expenses                                   5                    8                    7                    10
                                           -------------------------------------------------------------------------------------

Operating income (loss)                              1                   (1)                   5                    5

Other Income (loss)                                  11                  (2)                   8                   (30)
                                           -------------------------------------------------------------------------------------

Income (loss) before provision
  (benefit for Income Taxes                          12                  (3)                   13                  (25)

Provision (benefit) for Income
  Taxes                                              3                   (6)                   3                   (6)
                                           -------------------------------------------------------------------------------------

Net Income (loss)                                    9                    3                    10                  (19)
                                           =====================================================================================

Net Income (loss) Per Share                         .001                 .003                .0014                (.003)
                                           =====================================================================================

Weighted average number of
  shares outstanding                             7,644,534            7,644,534            7,644,534            7,644,534
                                           =====================================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             For the Period November 1, 1994 through April 30, 1996
                           (unaudited, $.000 omitted)

                                   Common Stock
                                   ------------

                                                                                                                           Total
                                      Shares Issued          Amount          Depreciation          Retained             Stockholders
                                                                             of Securities         Earnings                Equity
                                 ---------------------------------------------------------------------------------------------------
Balance -
  October 31, 1994                      7,644,534             168                 ---                699                     867

Re-classification                                                                (66)                 66

Distribution Declared
on Common Stock                            ---                ---                 ---                (38)                   (38)
December 20, 1994

Change in valuation-
Securities Available                                                             (18)                                       (18)

Net income (loss) for
the year ended                             ---                ---                 ---                 33                     33
October 31, 1995
                                 ---------------------------------------------------------------------------------------------------

Balance -
  October 31, 1995                      7,644,534             168                (84)                760                     844

Dividend Declared on
Common Stock                               ---                ---                 ---                (38)                   (38)
December 5, 1995

Re-classification                          ---                ---                 74                 ---                     74

Net income for the six
months ended April 30,                     ---                ---                 ---                 10                     10
1996
                                 ---------------------------------------------------------------------------------------------------

Balance -
  April 30, 1996                        7,644,534             168                (10)                732                     890
                                 ===================================================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
               STATEMENT OF CASH FLOWS (unaudited- $,000 omitted)

                                                                                  Six months ended April 30,

Cash Flows from Operating Activities                                              1996                  1995
------------------------------------                                              ----                  ----

Interest and Dividends Received                                                   11                    13
Income Tax Refund Received                                                         0                     2
Cash paid to employees and suppliers of other goods
  and services                                                                    (7)                   (11)
Other operating Cash receipts                                                      5                     0
Income taxes paid                                                                 (14)                  (16)
                                                                                 ------                -----
Net cash from operating activities                                                 (5)                  (12)

Cash Flows from Investing Activities
------------------------------------

Sale of Investment Securities                                                      54                    0
Purchase of investment securities                                                 (46)                   0
                                                                                 ------                 --
Net cash (used in) investing activities                                           (8)                    0

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                                     (38)                  (38)
                                                                                 ------                -----
Net cash (used in) financing activities                                           (38)                  (38)

Net increase (decrease) in cash                                                   (35)                  (50)
Beginning cash and equivalents                                                    629                   613
                                                                                 -----                 -----
Cash and equivalents-end of period                                                594                   563
                                                                                 =====                 =====

Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                                  11                   (19)
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                                 3                    (5)
Decrease (Increase) in other assets                                               (4)                   (1)
Increase (Decrease) in accounts payable                                           (3)                   (3)
Increase (Decrease) in accrued expenses                                            0                    (19)

Effects of items whose case effects are investing or financing cash flows:
Depreciation and amortization                                                      0                     2
Unrealized loss (gain) on investments                                             (12)                   33
                                                                                 -----                 -----
  Net cash from operating activities                                              (5)                   (12)
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

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Interest and dividend income exceeded costs and expenses during the period. Also, during the period, the majority of "securities available for sale" were re-classified as marketable securities due to a merger of the issuer of the securities with a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $890,000 dollars as of April 30, 1996, are deemed sufficient by management to take advantage of potential business opportunities as they may arise.

The Company anticipates paying only nominal dividends to eliminate possible liability for Federal Personal Holding Company Tax.

                          Part II -- Other Information

Item 5:  Other Information

         None.

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