Form 10QSB
period 1996-07-31
TSUNAMI CAPITAL CORP
filed 1997-03-07
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

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

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                        Page No.

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - July 31, 1996
                  and October 31, 1995                                    1

                Condensed  statements  of income - three and
                  nine month  periods ended July 31, 1996
                  and July 31, 1995                                       2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1994 - July 31, 1996                                    3

                Statement of cash flows for the nine
                  month periods ended July 31, 1996
                  and July 31, 1995                                       4

Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                              5

Part II.        Other Information                                         5

Signatures                                                                6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)

                                             July 31, 1996      October 31, 1995
ASSETS                                        (unaudited)               (*)
                                             -------------      ----------------

Cash and cash equivalents                            634                 629
Receivables                                            2                   5
Marketable Securities (at market)                    136                 ---
Securities Available for sale                         18                 162
Deferred Income Taxes                                 61                  38
Fixed and Other Assets                                14                  14
                                                   -----               -----

         TOTAL ASSETS                                865                 848
                                                   =====               =====


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Payables and Accrued Expenses                        ---                   5
                                                   -----               -----

         TOTAL LIABILITIES                           ---                   5


STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                        168                 168
Retained earnings                                    700                 760
Unrealized depreciation on
  securities                                         (3)                (85)
                                                   -----               -----

         TOTAL STOCKHOLDERS' EQUITY                  865                 843
                                                   -----               -----

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                      865                 848
                                                   =====               =====

(*) Condensed from audited financial statements.

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)

                                                     Three Months ended July                      Nine Months ended
                                                               31,                                    July 31,

                                                    1996                 1995                 1996                 1995
                                                    ----                 ----                 ----                 ----
Interest and dividend income                         8                    15                   20                   31

Costs and expenses                                  ---                   8                    7                    18
                                           -------------------------------------------------------------------------------------

Operating income (loss)                              8                    7                    13                   13

Other Income (loss)                                 (57)                  5                   (49)                 (27)
                                           -------------------------------------------------------------------------------------

Income (loss) before provision
  (benefit for Income Taxes                         (49)                  12                  (36)                 (14)

Provision (benefit) for Income
  Taxes                                             (18)                  3                   (15)                 (4)
                                           -------------------------------------------------------------------------------------

Net Income (loss)                                   (31)                  9                   (21)                 (10)
                                           =====================================================================================

Net Income (loss) Per Share                         .004                 .001                (.003)               (.001)
                                           =====================================================================================

Weighted average number of
  shares outstanding                             7,644,534            7,644,534            7,644,534            7,644,534
                                           =====================================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              For the Period November 1, 1994 through July 31, 1996
                           (unaudited, $.000 omitted)


                                   Common Stock
                                   ------------
                                                                                                                        Total
                                      Shares Issued          Amount          Depreciation          Retained         Stockholders
                                                                             of Securities         Earnings            Equity
                                 ---------------------------------------------------------------------------------------------------
Balance -
  October 31, 1994                      7,644,534             168                 ---                699                 867

Re-classification                                                                (66)                 66

Distribution Declared
on Common Stock                            ---                ---                 ---                (38)               (38)
December 20, 1994

Change in valuation-
Securities Available                                                             (18)                                   (18)

Net income (loss) for
the year ended                             ---                ---                 ---                 33                 33
October 31, 1995
                                 ---------------------------------------------------------------------------------------------------

Balance -
  October 31, 1995                      7,644,534             168                (84)                760                 844

Dividend Declared on
Common Stock                               ---                ---                 ---                (39)               (39)
December 5, 1995

Re-classification                          ---                ---                 81                 ---                 81

Net income (los) for
the nine months ended                      ---                ---                 ---                (21)               (21)
July 31, 1996
                                 ---------------------------------------------------------------------------------------------------

Balance -
  July 31, 1996                         7,644,534             168                 (3)                700                 865
                                 ===================================================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
               STATEMENT OF CASH FLOWS (unaudited- $,000 omitted)

                                                                                             Nine months ended April 30,

Cash Flows from Operating Activities                                                   1996                               1995
------------------------------------                                                   ----                               ----
Interest and Dividends Received                                                         18                                 18
Income Tax Refund Received                                                              0                                  2
Cash paid to employees and suppliers of other goods
  and services                                                                         (8)                                (14)
Other operating Cash receipts                                                           7                                  2
Income taxes paid                                                                      (14)                               (16)
                                                                                      ------                             -----
Net cash from operating activities                                                      3                                 (8)

Cash Flows from Investing Activities
------------------------------------

Sale of Investment Securities                                                           86                                 0
Insurance of Notes                                                                      0                                (545)
Loan Proceeds received                                                                  0                                  30
Purchase of investment securities                                                      (46)                                0
                                                                                      ------                              --
Net cash (used in) investing activities                                                (40)                              (515)

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                                          (38)                               (38)
                                                                                      ------                             -----
Net cash (used in) financing activities                                                (38)                               (38)

Net increase (decrease) in cash                                                         5                                (561)
Beginning cash and equivalents                                                         629                                613
                                                                                      -----                              ----
Cash and equivalents-end of period                                                     634                                 52
                                                                                      =====                               ===

Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                                      (21)                               (10)
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                                      3                                 (16)
Decrease (Increase) in other assets                                                    (23)                               (1)
Increase (Decrease) in accounts payable                                                 0                                  1
Increase (Decrease) in accrued expenses                                                (4)                                (15)

Effects of items whose case effects are investing or financing cash flows:
Depreciation and amortization                                                           0                                  3
Loss (gain) on sale of investments                                                      7                                  0
Unrealized loss (gain) on investments                                                   41                                 30
                                                                                       ----                               ---
  Net cash from operating activities                                                    3                                 (8)
                                                                                       ===                               ====

For purposes of this report, money market funds are considered cash equivalents.

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations

GENERAL

The Company currently conducts no operations other than providing a vehicle to take advantage of business opportunities which management believes may arise from time to time.

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Interest and dividend income exceeded costs and expenses during the period. Other Income (loss) reflects the decrease in market value of securities owned.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $865,000 dollars as of July 31, 1996, are deemed sufficient by management to take advantage of potential business opportunities as they may arise.

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