Form 10KSB40
period 1996-10-31
TSUNAMI CAPITAL CORP
filed 1997-03-07
CIK 799230

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: October 31, 1996

                                       OR

[  ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from________________ to_______________

    Commission File Number: 33-8066-D
                            ---------


                           TSUNAMI CAPITAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

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

                                                [X] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X].

            State issuer's revenues for its most recent fiscal year.

                                       -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                       $ 1,442,236 as of February 27, 1997
                       -----------

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

 7,644,534 shares of Common Stock, as of February 27, 1997


DOCUMENTS INCORPORATED BY REFERENCE

 If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders
 (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended 10/31/96).

                                      None.

                                     PART I

Item 1.        Business
               --------
                                   BACKGROUND

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

                             DESCRIPTION OF BUSINESS
General Business
----------------

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

During the year being reported on, the Company terminated a letter of intent for the possible merger of American Wireless Systems of Minneapolis. Management continues to evaluate business opportunities as they are presented to them. Management is currently in negotiations for a possible business combination, however no definitive agreements have been reached.

Item 2.        Properties
               ----------

The Company occupies premises leased by its former subsidiary, Paradise Valley Securities, Inc., and currently pays no rent.

Item 3.        Legal Proceedings
               -----------------

               None.

Item 4.        Submission of Matters to a Vote of Securities Holders
               -----------------------------------------------------

               None.

                                     PART II

Item 5.        Market for Registrant's Common Equity and
               -----------------------------------------
               Related Stockholders' Matters
               -----------------------------

        (a)    Market Information
               Shares of the Company's common stock are traded over-the-counter and are quoted on the NASD "Bulletin Board". The quotations reflect inter-dealer prices, without regard to markup, markdown, or commission and may not represent actual transactions. High and low bid prices for the last two fiscal years are as follows:

                                              High Bid                   Low Bid

October 1994 - December 1994                    0.25                      0.25
January 1995 - March 1995                       0.25                      0.25
April 1995 - June 1995                          0.25                      0.25
July 1995 - September 1995                      0.25                      0.125
October 1995 - December 1995                    0.125                     0.125
January 1996 - March 1996                       0.125                     0.125
April 1996 - June 1996                          0.125                     0.125
July 1996 - September 1996                      0.125                     0.125
October 1996 - December 1996                    0.125                     0.125


        (b) As of December 31, 1996 there were 42 shareholders of record of the Company's common stock.

        (c) Dividends.

The Board of Directors has declared the following cash dividends:


Declaration Date     Record Date          Payment Date             Amount

December 5, 1995     December 15, 1995    December 29, 1995        $0.005
December 24, 1996    December 30, 1996    December 31, 1996        $0.004


 The Board of Directors determines whether or not to pay a dividend, and the amount thereof. There is no assurance of any future dividends.

Item 6.        Management's Discussion and Analysis of
               ---------------------------------------
               Financial Condition and Results of Operations
               ---------------------------------------------

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

Interest Income for the period being reported on is lower than in previous years primarily due to the higher interest rate received in the previous year on the loan to American Wireless Systems of Minneapolis versus rates paid by financial institutions.

The Company classified its investment in American Wireless Systems, Inc. (a Delaware Corporation) as "Securities available for sale" in conformance with Statement on Financial Accounting Standards number 115.

The current inactive status of the Company prevents any meaningful comparison to prior years results.

                         LIQUIDITY AND CAPITAL RESOURCES

The net liquid assets of the Company, approximately $ 800,000 as of October 31, 1996, will be used to seek acquisition possibilities or to make acquisitions or to enter into other business endeavors as best as these limited assets will allow.


Item 7.        Financial Statements
               --------------------
                                       -5-

                           TSUNAMI CAPITAL CORPORATION


                              Financial Statements
                            October 31, 1996 and 1995

                             EVERS & COMPANY, LTD.
                             ---------------------
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Tsunami Capital Corporation


We have audited the accompanying balance sheets of Tsunami Capital Corporation as of October 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tsunami Capital Corporation as of October 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Evers & Company, LTD.

January 24, 1997
Evers & Company, LTD
Phoenix, Arizona


               1440 EAST MISSOURI*SUITE 175*PHOENIX*ARIZONA 85014
                        (602)230-4480*FAX (602)240-9570

                           TSUNAMI CAPITAL CORPORATION

                                 Balance Sheets
                            October 31, 1996 and 1995


                                 Assets                       1996     1995
                                 ------                       ----     ----

Current Assets:
   Cash and cash equivalents                               $ 691,380  $ 628,700
   Securities available for sale                              87,957    162,212
   Deferred income taxes                                      12,000     38,000
   Income tax refunds receivable                              31,000        -
   Other receivables                                           1,720      5,250
                                                            --------   --------

   Total current assets                                      824,057    834,162
                                                            --------   --------

Furniture & equipment, net of accumulated
   depreciation of $13,553 in 1996 and $12,090 in 1995        12,517    13,980
                                                            --------   --------
                                                           $ 836,574  $ 848,142
                                                            ========   ========


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities:
   Accounts payable                                        $      82  $   -
   Income taxes payable                                         -         4,510
                                                            --------   --------

     Total current liabilities                                    82      4,510
                                                            --------   --------

Commitments and contingencies (see notes)

Stockholders' equity:
   Common stock, no par value; 200,000,000 shares authorized
     7,644,534 shares issued and outstanding                 167,781    167,781
   Retained earnings                                         691,760    759,685
   Unrealized depreciation on securities                    ( 23,049)   (83,834)
                                                            --------   --------

         Net stockholders' equity                            836,492    843,632
                                                            --------   --------


                                                           $ 836,574  $ 848,142
                                                            ========   ========

                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                            Statements of Operations
                      Years ended October 31, 1996 and 1995


                                                   1996             1995
                                                   ----             ----


Revenue                                        $     -            $     -

General & administrative expenses                   9,134             16,698
                                                ---------          ---------
                                                (   9,134)         (  16,698)
                                                ---------          ---------

Other income, expense
   Gain (loss) on sale of securities            (  81,252)               258
   Interest and dividend income                    28,075             53,918
   Other                                            -                  5,450
                                                ---------          ---------
                                                (  53,177)            59,626
                                                ---------          ---------

Net income (loss) before income taxes           (  62,311)            42,928

Provision for income taxes (recovery)           (  32,609)             9,300
                                                ---------          ---------

Net income (loss)                              $(  29,702)        $   33,628
                                                =========          =========

Earnings (loss) per share                      $(    .004)        $     .004
                                                =========          =========

Weighted average shares outstanding             7,644,534          7,644,534
                                                =========          =========
                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                  Statements of Changes in Stockholders' Equity
                      Years ended October 31, 1996 and 1995

                                                        Common Stock
                                                        ------------
                                               Number of                            Retained       Depreciation
                                               Shares                Amount         Earnings       of Securities     Total
                                               ------                ------         --------       -------------     -----
Balance at October 31, 1994                      7,644,534       $  167,781          $  698,940     $                $  866,721

Dividends paid on common stock                        -                -             (   38,223)          -          (   38,223)

Reclassification of unrealized
   depreciation on securities
   available for sale                                 -                -                 65,340      (  65,340)            -

Net income for the year                               -                -                 33,628           -              33,628

Change in valuation of securities
   available for sale                                 -                -                  -          (  18,494)       (  18,494)
                                                ----------        ---------           ---------      ---------        ---------


Balance at October 31,
 1995                                            7,644,534          167,781             759,685      (  83,834)         843,632
                                                ----------        ---------           ---------      ---------        ---------

Dividends paid on common stock                        -                -             (   38,223)                     (   38,223)

Net income for the year                               -                -             (   29,702)                     (   29,702)

Change in valuation of securities
   available for sale                                 -                -                   -            60,785           60,785
                                                ----------        ---------           ---------      ---------        ---------


Balance at October 31, 1996                      7,644,534       $  167,781          $  691,760     $(  23,049)      $  836,492
                                                ==========        =========           =========      =========        =========

                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                            Statements of Cash Flows
                      Years ended October 31, 1996 and 1995


                                                        1996           1995
                                                        ----           ----

Cash flows from operating activities:
   Net Income (loss)                                $(  29,702)    $     33,628
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
      Depreciation                                       1,463            1,465
      Gain (loss) on sale of securities                 81,252      (       258)
      Deferred income taxes                          (  10,000)           9,998
      Changes in operating assets and liabilities:
        Income tax refunds receivable                (  31,000)             -
        Other receivable                                 3,530      (     3,150)
        Accounts payable                                    82      (     3,456)
        Income taxes payable                         (   4,510)     (    14,490)
                                                     ---------       ----------
          Net cash provided by operating activities     11,115           23,737
                                                     ---------       ----------

Cash flows from investing activities:
   Proceeds from sale of securities                    135,667              258
   Purchase of securities                            (  45,879)             -
   Loan to American Wireless                               -            550,000
   Repayment of loan                                       -        (   550,000)
   Loans to officer                                        -             30,000
                                                     ---------       ----------
           Net cash provided by investing activities    89,788           30,258
                                                     ---------       ----------

Cash flows from financing activities:
   Dividends paid                                    (  38,223)      (   38,223)
                                                     ---------       ----------
          Net cash used in financing activities      (  38,223)      (   38,223)
                                                     ---------       ----------

Net increase in cash and cash equivalents               62,680           15,772
   Cash and cash equivalents, beginning                628,700          612,928
                                                     ---------       ----------
   Cash and cash equivalents, ending                $  691,380      $   628,700
                                                     =========       ==========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                        $   12,904      $    11,980
                                                     =========       ==========

                 See accompanying notes to financial statements.

                           TSUNAMI CAPITAL CORPORATION

                          Notes to Financial Statements
                            October 31, 1996 and 1995



(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Presentation and Operations
              ------------------------------------

              The following is a summary of the significant  accounting policies followed by Tsunami Capital Corporation. Tsunami currently has no significant operations. Prior to December 31, 1993, Tsunami owned Paradise Valley Securities, a broker-dealer in Phoenix, Arizona. The policies conform with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           TSUNAMI CAPITAL CORPORATION

                            October 31, 1996 and 1995



(1)    Summary of Significant Accounting Policies, continued
       -----------------------------------------------------

       (f)    Earnings Per Share
              ------------------

              Earnings  (Loss)  per  common  share  is  calculated  based on the weighted average common shares outstanding during the period. The weighted average shares outstanding were 7,644,534 in both 1996 and 1995.

(2)  Concentration of Credit Risk
     ----------------------------

       The Company maintains cash accounts with balances in excess of federally insured limits which exposes the Company to a concentration of credit risk. As of October 31, 1996 and 1995, the excess of cash deposits in such accounts were $412,309 and $523,080, respectively.

(3)    Securities
       ----------

       Securities  available  for sale  consists  of 4,044  shares of  Heartland
        Wireless Communications common stock at October 31, 1996, and 37,077 shares of American Wireless Systems, Inc. common stock at October 31, 1995. During 1996, Heartland acquired American Wireless in a taxable exchange and the Company received 7,805 shares of Heartland in exchange for its entire investment in American Wireless. The Company may receive additional shares of Heartland depending upon the settlement of certain American Wireless obligations.

       The total cost of the  investments  was  $123,006 and $294,046 at October
        31, 1996 and 1995 respectively. The gross unrealized holding loss was $35,049 and $131,834 respectively during these periods. The unrealized loss, net of applicable income taxes, is reflected as a component of stockholders' equity.

       During 1995, the Company converted an $84,000 convertible note from American Wireless into 23,744 shares of common stock.

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

                           TSUNAMI CAPITAL CORPORATION

                            October 31, 1996 and 1995




(4)    Income Taxes
       ------------

       The provision for income taxes consists of the following:

                                          1996                       1995
                                          ----                       ----

         Current                         $(  22,609)               $    9,300
         Deferred                         (  10,000)                        -
                                          ---------                 ---------
                                         $(  32,609)               $    9,300
                                          =========                 =========


       Deferred income taxes arise primarily from differences in the accounting and tax basis of securities owned. At October 31, 1996 and 1995, the cost of securities owned exceeded market value by approximately $35,000 and $132,000 respectively. This resulted in a deferred tax asset of $12,000 at October 31, 1996 and $38,000 at October 31, 1995. State
         taxes represent the primary difference between the Company's effective tax rate and the federal statutory rate.

       The change in deferred taxes is reflected as a component of unrealized depreciation on securities, which is a component of stockholders' equity.

(5)    Stock Option Plan
       -----------------

       In 1991, the Company implemented a director's stock option plan, which provided for the issuance of up to 250,000 shares of common stock. On January 29, 1993, the board approved an increase in the number of shares reserved for issuance by 750,000 shares for a total of 1,000,000 shares. This increase was approved by the shareholders in December, 1993.

       During January 1993, the board granted the entire 1,000,000 shares reserved to certain employees. The options are at $.16 per share and vested on January 29, 1994. The options expire on January 29, 1998 if not exercised.

(6)    Subsequent Event
       ----------------

       In December, 1996, the Board of Directors declared a cash dividend of $.004 per share, for a total of $30,578.

Item 8.        Disagreements on Accounting and Financial Disclosure
               ----------------------------------------------------

               None.
                                    PART III

ITEM 9.        Directors,  Executive Officers,  Promoters,  and Control Persons;
               -----------------------------------------------------------------
               Compliance with Section 16(a) of the Exchange Act
               -------------------------------------------------

The principal executive officers, directors, and significant employees of the Company are as follows:

          Name                            Position with the Registrant

          Anthony Silverman               President/Director
          Michael E. Jacobson             Treasurer/Director
          Jeffrey Silverman               Vice President
          Emmett E. Mitchell              Director
          Hayden R. Fleming               Director


ANTHONY SILVERMAN, age 53, has been President and a Director of Paradise Valley Securities, Inc. ("Paradise"), a former subsidiary of the Company, since its inception and was for 11 years before that President of Anthony Investment Co., a securities broker-dealer. He is the father of Jeffrey Silverman.

MICHAEL E. JACOBSON, age 42, has been a registered representative with Paradise for approximately 10 years. He has been employed with Paradise since it became licensed and was associated with Anthony Investment Co. since March, 1985.

JEFFREY A. SILVERMAN, age 29, has been a registered representative since 1987. He has been associated with Paradise since it became licensed. He is the son of Anthony Silverman.

EMMETT E. MITCHELL, age 41, has been employed by Paradise as a corporate finance analyst since 1991. From 1984 until 1991, he held several positions with Executone Information Systems, Inc. and its predecessor, Vodavi Technology Corp.

HAYDEN R. FLEMING, age 48, has been a Director since 1991. He has been President and Chief Executive Officer of Fleming Securities, Inc., a Securities
Broker/Dealer in Scottsdale, Arizona since October 1995. Mr. Fleming was a registered representative of Paradise from September 1989 until October 1995.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934 as none of the Company's securities are registered under said Act.

Item 10.       Management Remuneration
               -----------------------

                                              Fiscal Year
                                                 Ending                Salary               Bonus                Sales
Name and Principal Position                   October 31,                                                      Commission

Anthony Silverman                                 1996                  -0-                  -0-                  -0-
President, CEO                                    1995                  -0-                  -0-                  -0-
                                                  1994                  -0-                  -0-                303,037

Michael E. Jacobson                               1996                  -0-                  -0-                  -0-
Treasurer                                         1995                  -0-                  -0-                  -0-
                                                  1994                  -0-                  -0-                 2,137

Hayden Fleming                                    1996                  -0-                  -0-                  -0-
                                                  1995                  -0-                  -0-                  -0-
                                                  1994                  -0-                  -0-                386,419

There were no Stock awards, Underlying Options, LTIP Payouts, or other compensation paid during the three years ended October 31, 1996.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                    Number of
                                                                                   Securities                  Value of
                                                                                   Underlying              Unexercised In-
                                                                                   Unexercised                the-money
                                                                                  Options/SAR's            Options/SARs at
                                          Shares                                  at FY-End(#)                FY-End($)
                                       Acquired on             Value               Exercisable/              Exercisable/
Name                                     Exercise            Realized             Unexercisable             Unexercisable

Anthony Silverman                          -0-                  -0-                 100,000/0                    -0-

Michael E. Jacobson                        -0-                  -0-                 82,492/0                     -0-

Jeffrey A. Silverman                       -0-                  -0-                 40,000/0                      -0

Compensation of Directors
-------------------------

Directors who are full-time employees of Paradise receive no additional compensation for serving as directors. Other directors receive fees of $ 100 per Board meeting attended and are reimbursed for their out-of-pocket expenses in attending meetings.

Employment Contracts with Executive Officers
--------------------------------------------

None.

Stock Options
-------------

The Company has not amended or re-priced any of its stock options held by executive officers of the Company. During the last fiscal year, the Company did not grant any stock options to any executive officer nor did any executive officer exercise any stock options.

Long-term Incentive Compensation Plans
--------------------------------------

None.

Item 11.       Security Ownership Of Certain Beneficial Owners
               -----------------------------------------------
               And Management
               --------------

        (a) The following table shows the name, and identity of, and the number of shares owned by each person known to the Company to own more than five percent (5%) of the Company's outstanding voting securities, as of the date of this report.

------------------------------------------------------------------------------------------------------------------------------
Title of Class                  Name and address of                   Amount and Nature
                                Beneficial Owner                      of Ownership                  Percent of Class
------------------------------------------------------------------------------------------------------------------------------
Common Stock,                   Anthony Silverman
Without                         9815 North 53rd Place                  778,507 (1)(2)                   10.1%
Par Value                       Phoenix, AZ  85253

Common Stock,                   Kay Silverman
Without                         9815 North 53rd Place                 1,940,173 (2)(3)                  25.4%
Par Value                       Phoenix, AZ  85253

Common Stock,                   Jeffrey A. Silverman
Without                         14614 North 98th Street                502,500 (4)(5)                    6.5%
Par Value                       Scottsdale, AZ  85260

Common Stock,                   William B. Silverman
Without                         11619 East Appaloosa                   502,500 (5)(6)                    6.5%
Par Value                       Scottsdale, AZ  85259

Common Stock,                   Michael E. Jacobson
Without                         5856 East Agave Place                    726,665 (7)                     9.4%
Par Value                       Carefree, AZ  85377

Common Stock,                   Hayden R. Fleming and
Without                         LaDonna M. Fleming                       610,383 (8)                     7.9%
Par Value                       10093 East Filaree Lane
                                Scottsdale, AZ  85262

Common Stock,                   J.O. Marc Summers
Without                         6915 East Ranch Road                       400,000                       5.2%
Par Value                       Cave Creek, AZ  85331

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

------------------------------------------------------------------------------------------------------------------------------
Title of Class                  Name and address of                   Amount and Nature
                                Beneficial Owner                      of Ownership                  Percent of Class
------------------------------------------------------------------------------------------------------------------------------
Common Stock,                   Anthony Silverman
Without                         9815 North 53rd Place                    2,718,680 (1)                   35.5%
Par Value                       Phoenix, AZ  85253

Common Stock,                   Michael E. Jacobson
Without                         5856 East Agave Place                     726,665 (2)                     9.4%
Par Value                       Carefree, AZ  85377

Common Stock,                   Jeffrey A. Silverman
Without                         14614 North 98th Street                   502,500 (3)                     6.5%
Par Value                       Scottsdale, AZ  85260

Common Stock,                   Hayden R. Fleming
Without                         10093 East Filaree Lane                   610,383 (4)                     8.0%
Par Value                       Scottsdale, AZ  85262

Common Stock,                   Emmett E. Mitchell
Without                         11889 E. Gold Dust Ave.                   140,000 (5)                     1.8%
Par Value                       Scottsdale, AZ  85259

Common Stock,                   Three executive officers
Without                           and five directors as a                  4,698,228                     58.0%
Par Value                         group

(1) Includes 1,028,507 shares owned by Kay Silverman, his wife, 911,666 shares beneficially owned by Molly Silverman and Andrea Silverman, their minor children, for whom she is custodian, and 100,000 shares issuable upon exercise of stock options.

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

(5)     Includes 140,000 shares issuable upon option exercise.

(c)     Changes in control.

        None.

Item 12.       Certain Relationships and Related Transactions
               ----------------------------------------------

         (a)   Transactions with management and others.

               None.

         (b)   Parent Corporations.

               None.

         (c)   Transactions with Promoters.

               None.

                                     PART IV

Item 13.       Exhibits and Reports on Form 8-K
               --------------------------------

         (a)   Exhibits.
               ---------

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

                                        TSUNAMI CAPITAL CORPORATION


                                        By: /s/ Anthony Silverman
                                            ------------------------------------
                                            Anthony Silverman, President,
                                            Chief Executive Officer, Director


                                        By: /s/ Michael E. Jacobson
                                            ------------------------------------
                                            Michael E. Jacobson,
                                            Treasurer, Director,
                                            Chief Financial and
                                            Accounting Officer

Dated: March 4, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Anthony Silverman                    /s/Michael E. Jacobson
------------------------------------    ----------------------------------------
Anthony Silverman, President            Michael E. Jacobson, Sr. Vice President,
Chief Executive Officer, Director       Director, Chief Financial &
                                        Account Officer


/s/Hayden R. Fleming                    /s/Emmett E. Mitchell
------------------------------------    ----------------------------------------
Hayden R. Fleming, Director             Emmett E. Mitchell, Director

Dated: March 4, 1997

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