Form 10QSB
period 1997-01-31
TSUNAMI CAPITAL CORP
filed 1997-03-19
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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

Common Stock No. Par Value -- 7,644,534 shares March 17, 1997
-------------------------------------------------------------

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                     Page No.
                                                                     --------

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - January 31, 1997
                  and October 31, 1996                                 1

                Condensed statements of income - three
                  month periods ended January 31, 1997
                  and January 31, 1996                                 2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1995 - January 31, 1997                              3

                Statement of cash flows for the three
                  month periods ended January 31, 1997
                  and January 31, 1996                                 4

Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                           5

Part II.        Other Information                                      5

Signatures                                                             6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)

                                            January 31, 1997    October 31, 1996
ASSETS                                         (unaudited)             (*)
                                            ----------------    ----------------

Cash and cash equivalents                          724                 691
Receivables                                          2                   2
Securities available for sale                       16                  88
Deferred Income Taxes                               13                  12
Income Tax Refund Receivable                        47                  31
Prepaid Income Tax                                   2                   0
Fixed and Other Assets                              13                  13
                                                  ----                ----

         TOTAL ASSETS                              817                 838
                                                  ====                ====


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Payables and Accrued Expenses                      -                   -
                                                  ----                ----

         TOTAL LIABILITIES                         -                   -


STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                      168                 168
Retained earnings                                  672                 692
Unrealized depreciation on
  securities                                       (23)                (23)
                                                  ----                ----

         TOTAL STOCKHOLDERS' EQUITY                817                 837


         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                    817                 837
                                                  ====                ====

(*) Condensed from audited financial statements

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)


                                                  Three Months ended January 31,

                                                      1997              1996
                                                      ----              ----

Interest and divided income                              9                 6

Costs and expenses                                       1                 2
                                                   ---------         ---------

Operating income (loss)                                  8                 4

Other income (loss)                                    (17)               (2)
                                                   ---------         ---------

Income (loss) before provision
  (benefit) for Income Taxes                            (9)                2

Provision (benefit) for
  Income Taxes                                         (20)             --
                                                   ---------         ---------

Net Income (loss)                                       11                 2
                                                   ==========        ==========

Net Income (loss) Per Share                           .001             .0003
                                                   ==========        ==========

Weighted average number of
  shares outstanding                               7,644,534         7,644,534
                                                   ==========        ==========

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
            For the Period November 1, 1995 through January 31, 1997
                           (unaudited, $.000 omitted)



                   Common Stock
                   ------------

                                                                       Total
                   Shares Issued   Amount  Depreciation  Retained  Stockholders
                                           of Securities Earnings     Equity
                    -----------------------------------------------------------
Balance -
  October 31, 1995    7,644,534      168       (84)         760         844

Dividend Declared on
Common Stock             ---         ---        ---         (38)       (38)
December 20, 1995

Change in valuation-
Securities                                      61                      61

Net income (loss) for
the year ended           ---         ---        ---         (30)       (30)
October 31, 1996
                    -----------------------------------------------------------

Balance -
  October 31, 1996    7,644,534      168       (23)         692         837

Dividend Declared on
Common Stock             ---         ---        ---         (31)       (31)
December 24, 1996

Net income for the
three months ended       ---         ---        ---          11         11
January 31, 1997

Balance -
  January 31, 1997    7,644,534      168       (23)         672         817
                    ===========================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
               STATEMENT OF CASH FLOWS (unaudited- $,000 omitted)

                                                                    Three months ended January 31

Cash Flows from Operating Activities                                1997                    1996
------------------------------------                                ----                    ----

Interest and Dividends Received                                      9                       5
Income Tax Refund Received                                           0                       -
Cash paid to suppliers of other goods
  and services                                                       -                      (2)
Other operating Cash receipts                                        -                       5
Income taxes paid                                                    0                       0
                                                                   ------                  -----
Net cash from operating activities                                   9                       8

Cash Flows from Investing Activities
------------------------------------

Sale of Investment Securities                                        55                     (46)
Purchase of investment securities                                    -                       -
                                                                   ------                  -----
Net cash (used in) investing activities                              55                     (46)

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                       (31)                    (38)
                                                                   ------                  -----
Net cash (used in) financing activities                             (31)                    (38)

Net increase (decrease) in cash                                      33                     (76)
Beginning cash and equivalents                                      691                     629
                                                                   ------                  -----
Cash and equivalents-end of period                                  724                     553
                                                                   ======                  =====

Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                    11                      2
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                   -                       4
Decrease (Increase) in other assets                                 (19)                     3
Increase (Decrease) in accounts payable                              -                       -
Increase (Decrease) in accrued expenses                              -                       -

Effects of items whose case effects are investing or
  financing cash flows:
Realized loss on investments                                         50                      -
Unrealized loss (gain) on investments                               (33)                    (1)
                                                                   ------                  -----
  Net cash from operating activities                                 9                       8
                                                                   ======                  =====

For purposes of this report, money market funds are considered cash equivalents.

                                       -4-

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations

GENERAL

The Company currently conducts no operations other than providing a vehicle to take advantage of business opportunities which management believes arise from time to time. Management is currently in negotiations for a possible business combination.

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Interest and dividend income exceeded costs and expenses during the period. The decrease in value of investment securities exceeded that net income. Due to the applicability of different tax rates on the realized and unrealized losses, tax benefits exceeded the loss.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $817,000 dollars as of January 31, 1997, are deemed sufficient by management to take advantage of potential business opportunities as they may arise.

The Company anticipates paying only nominal dividends to eliminate possible liability for Federal Personal Holding Company Tax. During the period being reported on, the Company declared a dividend of four-tenths of one cent per common share to holders of record December 30, 1996, payable December 31, 1996.

                          Part II -- Other Information

Item 6:  Exhibits and Reports on Form 8-K

                  a.       Exhibits - none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TSUNAMI CAPITAL CORPORATION



Dated:  March 17, 1997                         /s/Michael E. Jacobson
                                               ---------------------------------
                                               Michael E. Jacobson, Treasurer