Form 10QSB
period 1997-04-30
TSUNAMI CAPITAL CORP
filed 1997-07-29
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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

Common Stock No. Par Value -- 7,644,534 shares July 18, 1997
------------------------------------------------------------

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                        Page No.
                                                                        --------

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - April 30, 1997
                  and October 31, 1996                                    1

                Condensed statements of income - three and
                  six month periods ended April 30, 1997
                  and April 30, 1996                                      2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1995 - April 30, 1997                                   3

                Statement of cash flows for the six
                  month periods ended April 30, 1997
                  and April 30, 1996                                      4

Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                              5

Part II.        Other Information                                         5

Signatures                                                                6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)

                                             April 30, 1997    October 31, 1996
ASSETS                                         (unaudited)             (*)
                                             --------------    ----------------
Cash and cash equivalents                          226                 691
Receivables                                          6                   2

Marketable Securities (at market)                    2                   -
Securities Available for sale                        -                  88
Deferred Income Taxes                               13                  12
Income Tax refund receivable                        47                  31
Prepaid Income Tax                                   4                   -
Note Receivable                                    500                   -
Fixed and Other Assets                              13                  13
                                                   ---                 ---

         TOTAL ASSETS                              811                 838
                                                   ===                 ===

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Payables and Accrued Expenses                        7                   -
                                                     -                 ---

         TOTAL LIABILITIES                           7

STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                      168                 168
Retained earnings                                  636                 692
Unrealized depreciation on
  securities                                        (-)                (23)
                                                   ---                 ---

         TOTAL STOCKHOLDERS' EQUITY                804                 837

                                                   ---                 ---
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                    811                 837
                                                   ===                 ===

(*) Condensed from audited financial statements.

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)

                                        Three Months ended                Nine Months ended
                                             April 30,                        April 30,

                                        1997            1996           1997            1996
                                        ----            ----           ----            ----
Interest and dividend income              11               6             20              12


Costs and expenses                        12               5             13               7
                                   --------------------------------------------------------------

Operating income (loss)                   (1)              1              7               5

Other Income (loss)                      (37)             11            (54)              8
                                   --------------------------------------------------------------

Income (loss) before provision
  (benefit for Income Taxes              (38)             12            (47)             13

Provision (benefit) for Income
  Taxes                                   -                3            (20)              3
                                   --------------------------------------------------------------

Net Income (loss)                        (38)              9            (27)             10
                                   ==============================================================

Net Income (loss) Per Share            (.005)           .001          (.004)          (.001)
                                   ==============================================================

Weighted average number of
  shares outstanding               7,644,534       7,644,534      7,644,534       7,644,534
                                   ==============================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             For the Period November 1, 1995 through April 30, 1997
                           (unaudited, $.000 omitted)

                              Common Stock
                              ------------                                                    Total
                              Shares Issued     Amount     Depreciation       Retained     Stockholders
                                                           of Securities      Earnings        Equity
                            -----------------------------------------------------------------------------
Balance -
  October 31, 1995              7,644,534        168          (84)             760             844



Distribution Declared               -             -            -               (38)            (38)
on Common Stock                    ---           ---          ---
December 20, 1995

Change in valuation-
Securities Available                                           61                               61

Net income (loss) for
the year ended                     ---           ---          ---              (30)            (30)
October 31, 1996
                            -----------------------------------------------------------------------------

Balance -
  October 31, 1996              7,644,534        168          (23)             692             837

Dividend Declared on
Common Stock                       ---           ---          ---              (30)            (30)
December 24, 1996

Re-classification                  ---           ---           23              ---              23
 of Securities owned

Net income (loss) for
the six months ended               ---           ---          ---              (27)            (27)
April 30, 1997
                                                                                 1               1
Rounding
                            -----------------------------------------------------------------------------
Balance -
  April 30, 1997                7,644,534        168             0             636             804
                            =============================================================================

                           TSUNAMI CAPITAL CORPORATION
               STATEMENT OF CASH FLOWS (unaudited- $,000 omitted)

                                                                    Six months ended April 30,

Cash Flows from Operating Activities                                  1997              1996
------------------------------------                                  ----              ----
Interest and Dividends Received                                        15                11
Cash paid to employees and suppliers of other goods                    (5)               (7)
  and services
Other operating Cash receipts                                                             5
Income taxes paid                                                                       (14)
                                                                     -----              ----
Net cash from operating activities                                     10                (5)
                                                                     -----              ----


Cash Flows from Investing Activities
------------------------------------

Sale of Investment Securities                                          55                54
Issuance of Notes                                                    (500)
Purchase of investment securities                                                       (46)
                                                                     -----              ----
Net cash (used in) investing activities                              (445)                8
                                                                     -----              ----

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                         (30)              (38)
                                                                     -----             -----
Net cash (used in) financing activities                               (30)              (38)

Net increase (decrease) in cash                                      (465)              (35)
Beginning cash and equivalents                                        691               629
                                                                     -----             -----
Cash and equivalents-end of period                                    226               594
                                                                     =====             =====

Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                     (27)               11
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                     (4)                3
Decrease (Increase) in other assets                                   (20)               (4)
Increase (Decrease) in accounts payable                                 7                (3)


Effects of items whose case effects are investing or
  financing cash flows:
Loss (gain) on sale of investments                                     50
Unrealized loss (gain) on investments                                   4               (12)
                                                                     -----             -----
  Net cash from operating activities                                   10                (5)
                                                                     =====             =====

For purposes of this report, money market funds are considered cash equivalents.

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations

GENERAL

The Company currently conducts no operations. During the period being reported on, the Company received a note in the principal amount of $500,000 from CL Thompson-Vision Expedition, Inc. ("CLTVE") in exchange for $500,000 in cash. The note provides for interest at ten percent per year with the principal and accrued interest due and payable on December 31, 1997. The Company received the note as part of a proposed merger with CLTVE.

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Expenses, primarily legal fees related to the proposed merger, exceeded interest and dividend income during the period. Other Income (loss) reflects the decrease in market value of securities owned.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $804,000 dollars as of April 30, 1997, are deemed sufficient by management to take advantage of potential business opportunities as they may arise, specifically to complete the merger with CL Thompson-Vision Expeditions, Inc.

The Company anticipates paying only nominal dividends, if any, to eliminate possible liability for Federal Personal Holding Company Tax.

                          Part II -- Other Information

Item 6:         Exhibits and Reports on Form 8-K.

The Company filed a current report on form 8-K on April 10, 1997 describing its acquisition of the $500,000 note receivable under Item 2 and the possible change in control which would occur if the contemplated merger with CLTVE is consummated as described in Item 1 of such report. The Company filed pro-forma financial statements in connection with such report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TSUNAMI CAPITAL CORPORATION



Dated:  July 21 1997                       /s/Michael E. Jacobson
                                           ----------------------
                                              Michael E. Jacobson, Treasurer