Form 10-Q
period 1997-07-31
TSUNAMI CAPITAL CORP
filed 1997-09-17
CIK 799230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         Commission File No. 33-8066-D

                           TSUNAMI CAPITAL CORPORATION


 COLORADO                                            84-1031657  (State or other
-----------------------------------------------------------------
jurisdiction of                                                  I.R.S. Employer
 incorporation or organization)                            Identification Number


 11811 North Tatum Boulevard, Suite 4040, Phoenix, Arizona     85028    (Address
------------------------------------------------------------------------
of principal executive offices)                                       (Zip Code)


 (602) 953-7980                                           Registrant's telephone
----------------------------------------------------------
number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X No
           ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock No. Par Value -- 7,644,534 shares September 11, 1997
-----------------------------------------------------------------

                                      INDEX

                           TSUNAMI CAPITAL CORPORATION

                                                                        Page No.
                                                                        --------

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

                Condensed statements of financial
                  condition - July 31, 1997
                  and October 31, 1996                                     1

                Condensed  statements  of income - three and
                  nine month  periods ended July 31, 1997
                  and July 31, 1996                                        2

                Statement of changes in Stockholder's
                  Equity for the period November 1,
                  1995 - July 31, 1997                                     3

                Statement of cash flows for the nine
                  month periods ended July 31, 1997
                  and July 31, 1996                                        4


Item 2.         Management's discussion and analysis
                  of financial condition and results of
                  operations                                               5

Part II.        Other Information                                          5

Signatures                                                                 6

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           ($,000 omitted, unaudited)

                                                 July 31, 1997  October 31, 1996
ASSETS                                            (unaudited)         (*)
                                                 -------------  ----------------

Cash and cash equivalents                             267             691
Receivables                                            20               2
Marketable Securities (at market)
Securities Available for sale                          --              88
Deferred Income Taxes                                   3              12
Income Tax refund receivable                           --              31
Prepaid Income Tax                                      1              --
Note Receivable                                       500              --
Fixed and Other Assets                                 13              13
                                                      ---             ---

         TOTAL ASSETS                                 804             838
                                                      ===             ===

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Payables and Accrued Expenses                           2              --
                                                      ---             ---

         TOTAL LIABILITIES                              2

STOCKHOLDERS' EQUITY

Common stock-no par value-
  200,000,000 shares authorized-
  7,644,534 shares issued and
  outstanding                                         168             168
Retained earnings                                     634             692
Unrealized depreciation on
  securities                                          (--)            (23)
                                                      ----            ----

         TOTAL STOCKHOLDERS' EQUITY                   802             837
                                                      ---             ---
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                       804             837
                                                      ===             ===


(*) Condensed from audited financial statements.

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                           CONDENSED INCOME STATEMENTS
                                   (unaudited)
                    ($,000 omitted except per share amounts)

                                    Three Months ended          Nine Months ended
                                         July 31,                    July 31,

                                    1997          1996          1997          1996
                                    ----          ----          ----          ----
Interest and dividend income             15             8            36            20

Costs and expenses                        4          --              16             7
                                 ----------    ----------    ----------    ----------
Operating income                         11             8            20            13

Other Income (loss)                    --             (57)          (55)          (49)
                                 ----------    ----------    ----------    ----------
Income (loss) before provision
  (benefit for Income Taxes              11           (49)          (35)          (36)
Provision (benefit) for Income
  Taxes                                  12           (18)           (8)          (15)
                                 ----------    ----------    ----------    ----------
Net Income (loss)                        (1)          (31)          (27)          (21)
                                 ==========    ==========    ==========    ==========
Net Income (loss) Per Share           ( - )         (.004)        (.004)        (.003)
                                 ==========    ==========    ==========    ==========
Weighted average number of
  shares outstanding              7,644,534     7,644,534     7,644,534     7,644,534
                                 ==========    ==========    ==========    ==========

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              For the Period November 1, 1995 through July 31, 1997
                           (unaudited, $,000 omitted)

                              Common                                                        Total
                          Shares Issued         Amount     Depreciation       Retained   Stockholders
                                                           of Securities      Earnings      Equity
                          ---------------------------------------------------------------------------
Balance -
  October 31, 1995         7,644,534             168            (84)            760          844

Distribution Declared
on Common Stock                 --              --             --               (38)         (38)
December 20, 1995

Change in valuation-
Securities Available              61              61

Net income (loss) for
the year ended                  --              --             --               (30)         (30)
October 31, 1996
                          ---------------------------------------------------------------------------
Balance -
  October 31, 1996         7,644,534             168            (23)            692          837

Dividend Declared on
Common Stock                    --              --             --               (30)         (30)
December 24, 1996

Re-classification               --              --               23            --             23
 of Securities owned

Net income (loss) for
the nine months ended           --              --             --               (27)         (27)
July 31, 1997
                                                                                 (1)          (1)
Rounding
                          ---------------------------------------------------------------------------
 Balance -
  July 31, 1997            7,644,534             168              0             634          802
                          ===========================================================================

                           TSUNAMI CAPITAL CORPORATION
                           ---------------------------
                             STATEMENT OF CASH FLOWS
                           (unaudited- $,000 omitted)

                                                                                 Nine months ended July 31,

Cash Flows from\Operating Activities                                                1997           1996
------------------------------------                                                ----           ----
Interest and Dividends Received                                                       18             18
Cash paid to employees and suppliers of other goods
  and services                                                                       (14)            (8)
Other operating Cash receipts                                                                         7
Income taxes (paid)received                                                           47            (14)
                                                                                    ----           ----
Net cash from operating activities                                                    51              3

Cash Flows from Investing Activities
------------------------------------

Sale of Investment Securities                                                         55             86
Issuance of Notes                                                                   (500)
Purchase of investment securities                                                                   (46)
                                                                                    ----           ----
Net cash (used in) investing activities                                             (445)            40
                                                                                    ----           ----

Cash Flows from Financing Activities
------------------------------------

Distributions on Common Stock                                                        (30)           (38)
                                                                                    ----           ----
Net cash (used in) financing activities                                              (30)           (38)
Net increase (decrease) in cash                                                     (424)             5
Beginning cash and equivalents                                                       691            629
                                                                                    ----           ----
Cash and equivalents-end of period                                                   267            634
                                                                                    ====           ====
Reconciliation of net income to net cash from operating activities:

Net Income (loss)                                                                    (27)           (21)
Effects of deferrals and accruals on operating receipts
  and payments:
Decrease (Increase) in receivables                                                   (19)             3
Decrease (Increase) in other assets                                                   40            (23)
Increase (Decrease) in accounts payable                                                2              0
Increase (Decrease) in accrued expenses                                               --             (4)

Effects of items whose case effects are investing or financing cash flows:
Loss (gain) on sale of investments                                                    66              7
Unrealized loss (gain) on investments                                                (11)            41
                                                                                    ----           ----
  Net cash from operating activities                                                  51              3
                                                                                    ====           ====

For purposes of this report, money market funds are considered cash equivalents.

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations

GENERAL

The Company currently conducts no operations. Prior to period being reported on, the Company received a note in the principal amount of $500,000 from CL Thompson-Vision Expedition, Inc. ("CLTVE") in exchange for $500,000 in cash. The note provides for interest at ten percent per year with the principal and accrued interest due and payable on December 31, 1997. The Company received the note as part of a proposed merger with CLTVE. Subsequent to the period being reported on, the Company received another note from CLTVE on the same terms in the principal amount of $250,000. in exchange for cash. The Company completed the merger transaction with CLTVE on September 12, 1997.

RESULTS OF OPERATIONS

The Company conducted no operations during the period being reported on. Interest and dividend income exceeded expenses. In order to conservatively reflect the income tax effect of securities sold during the period, the Company took a charge against earnings during the quarter in the amount of $10,000 for the impairment of its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Net Assets of the Company, approximately $803,000 dollars as of July 31, 1997, are deemed sufficient by management to take advantage of potential business opportunities as they may arise, specifically to complete the merger with CL Thompson-Vision Expeditions, Inc.

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

                                        TSUNAMI CAPITAL CORPORATION




                                        /s/ Michael E. Jacobson
Dated: September 15, 1997               -------------------------------
                                        Michael E. Jacobson, Treasurer



                                        /s/ Anthony Silverman
Dated: September 15, 1997               -------------------------------
                                        Anthony Silverman, President
                                       6